Form 10-Q
period 2022-03-31
Alpine Acquisition Corp.
filed 2022-05-16
CIK 1853651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, 13,550,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALPINE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION	1
Item 1. Interim Financial Statements (Unaudited)	1
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Condensed Statements of Operations for the three months ended March 31, 2022 and for the period February 8, 2021 (Inception) to March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and for the period February 8, 2021 (Inception) to March 31, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the three months ended March 31, 2022 and for the period February 8, 2021 (Inception) to March 31, 2021 (Unaudited)	4
Condensed Notes to the Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20

PART II - OTHER INFORMATION	21
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6. Exhibits	21
SIGNATURES	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ALPINE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$145,283	$367,110
Due from Sponsor	25,000	25,000
Prepaid expenses	309,926	354,559
Total Current Assets	480,209	746,669
Investments held in Trust Account	109,150,904	109,141,622
Prepaid expenses-non-current	118,380	189,271
Total Assets	$109,749,493	$110,077,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$288,513	$174,579
Total Current Liabilities	288,513	174,579
Deferred underwriting fee payable	3,745,000	3,745,000
Warrant liability	1,995,475	5,144,250
Total Liabilities	6,028,988	9,063,829

Commitments and contingencies (Note 6)

Common stock subject to possible redemption at redemption value (10,700,000 shares at $10.20)	109,140,000	109,140,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 2,850,000 shares issued and outstanding (excludes 10,700,000 shares subject to possible redemption)	286	286
Additional paid-in capital	-	-
Accumulated deficit	(5,419,782)	(8,126,553)
Total Stockholders’ Deficit	(5,419,495)	(8,126,267)
Total Liabilities and Stockholders’ Deficit	$109,749,493)	$110,077,562

See accompanying notes to the unaudited condensed financial statements.

ALPINE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period February 8, 2021 (Inception) to March 31, 2021
General and administrative expenses	$421,285	$2,775
Administration fee – related party	30,000	-
Total expenses	(451,285)	(2,775)

Other Income
Interest income – Investments held in Trust Account	9,282	-
Change in fair value of derivative warrant liability	3,148,775	-
Total other income	3,158,057	-
Net income (Loss)	$2,706,772	$(2,775)
Common stock subject to possible redemption - weighted average shares outstanding, basic and diluted	10,700,000	-
Common stock subject to possible redemption - Basic and diluted net income (Loss) per share	$0.20	$($0.00)
Common stock not subject to possible redemption - weighted average shares outstanding, basic and diluted	2,850,000	2,500,000
Common stock not subject to possible redemption - Basic and diluted net income (Loss) per share	$0.20	$(0.00)

See accompanying notes to the unaudited condensed financial statements.

ALPINE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months End March 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	2,850,000	$286	$-	$(8,126,553)	$(8,126,267)
Net income	-	-	-	2,706,772	2,706,772
Balance, March 31, 2022	2,850,000	$286	$-	$(5,419,782)	$(5,419,496)

For the period from February 8, 2021 (Inception) through March 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, February 8, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Common stock to Sponsor	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	(2,775)	(2,775)
Balance, March 31, 2021	2,875,000	$288	$24,712	$(2,775)	$22,225

See accompanying notes to the unaudited condensed financial statements.

ALPINE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period February 8, 2021 (Inception) to March 31, 2021
Cash flows from operating activities:
Net income (loss)	$2,706,772	$(2,775)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in fair value of derivative warrant liability	(3,148,775)
Interest earned on Trust assets	(9,282)
Changes in operating assets and liabilities:
Due to Sponsor	-	2,775
Prepaid expenses	115,524
Accrued expenses	113,934
Net cash used in operating activities	(221,827)	-

Cash flows from financing activities:
Proceeds from sponsor note	-	150,000
Net cash provided by financing activities	-	150,000

Net change in cash	(221,827)	150,000
Cash at beginning of period	367,110	-
Cash at end of period	$145,283	$150,000

Non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for common stock	$-	$25,000
Deferred offering costs paid by Sponsor	$-	$9,650

See accompanying notes to the unaudited condensed financial statements.

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 8, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Transaction costs amounted to $7,106,709 consisting of $1,337,500 of underwriting fees, $3,745,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”)), $1,632,750 for the fair value of underwriter shares and $391,459 of Initial Public Offering costs. These costs were charged to additional paid-in capital upon completion of the Public Offering. As described in Note 6, the $3,745,000 deferred underwriting commission is contingent upon the consummation of a Business Combination by September 2, 2022 (or March 2, 2023 if the Company extends the period to consummate a Business Combination).

The registration statement for the Company’s Initial Public Offering was declared effective on August 30, 2021. On September 2, 2021, the Company consummated the Initial Public Offering of 10,700,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), including 700,000 units subject to the underwriters’ over-allotment option, generating gross proceeds of $107,000,000, which is described in Note 3. In October 2021, the over-allotment option period closed without the underwriters further exercising the option.

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

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (cont.)

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity was allocated proceeds determined in accordance with ASC 470-20. The common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as an adjustment to adjust the temporary equity to the redemption amount. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

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

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined, that the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Additionally, while the Company intends to complete a business combination before September 2, 2022, the mandatory liquidation date, there are no assurances that this will happen. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for condensed interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Investments held in trust

Investments held in trust of $109,150,904 and $109,141,622 at March 31, 2022 and December 31, 2021, respectively, and consisted of a Goldman Sachs Money Market Fund.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the shares of common stock subject to possible redemption in the amount of $109,140,000 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision or benefit for income taxes was deemed to be de minimis for the three months ended March 31, 2022 and for the period from February 8, 2021 (inception) to March 31, 2021. The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2022
	Common Stock subject to possible redemption	Common Stock not subject to possible redemption
Basic and diluted net income per common share
Numerator:
Allocation of net income	$2,137,451	$569,321
Denominator:
Basic and diluted weighted average shares outstanding	10,700,000	2,850,000

Basic and diluted net income per common share	$0.20	$0.20

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

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

NOTE 5 — RELATED PARTIES

Founder Shares

On March 1, 2021, the Sponsor received 4,312,500 of the Company’s Common Stock ( the “Founder Shares”) for $25,000. In June 2021, the Sponsor contributed an aggregate of 1,437,500 founder shares to the Company’s capital for no consideration. In July 2021, the Sponsor transferred an aggregate of 45,000 shares to the Company’s advisors at the same price originally paid for such shares. In October 2021, the over-allotment option period closed without the underwriters further exercising the option. As such, the 200,000 Founder Shares were forfeited in October 2021 resulting in the Sponsor holding an aggregate of 2,675,000 founder shares.

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

Promissory Note — Related Party

On March 1, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021 there were no amounts outstanding under the Promissory Note.

General and Administrative Services

The Company is obligated, commencing on the effective date of the Initial Public Offering, to pay its Sponsor a monthly fee of $10,000 for general and administrative services. As such, $30,000 of expense was incurred for the three months ended March 31, 2022 and $0 of expense was incurred for the period from February 8, 2021 (inception) through March 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. 700,000 Units were purchased through the over-allotment and the balance expired unexercised.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of Common stock are entitled to one vote for each share. In June 2021, the Sponsor contributed an aggregate of 1,437,500 founder shares to the Company’s capital for no consideration, resulting in the Sponsor holding an aggregate of 2,850,000 founder shares. As of March 31, 2022 and December 31, 2021, there were 2,850,000 shares of Common stock issued and outstanding, of which an aggregate of up to 200,000 shares of Common stock are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. In October 2021, the over-allotment option period closed without the underwriters further exercising the option. As such, the 200,000 Founder Shares were forfeited in October 2021.

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 7 — STOCKHOLDERS’ DEFICIT (cont.)

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

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

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

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 9 — FAIR VALUE MEASUREMENTS (cont.)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in trust	1	$109,150,904	$109,140,492
Liabilities:
Public Warrant liability	1	$1,016,500	$2,568,000
Private Warrant liability	3	$978,975	$2,576,250

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company used a Monte Carlo simulation model to value the Public Warrants at September 2, 2021 and a Black-Scholes model to value the Private Placement Warrants at September 2, 2021 and December 31, 2021. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Common Stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Common Stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Common Stock subject to possible redemption (temporary equity), Common Stock (permanent equity) and Common Stock (permanent equity) based on their relative fair values at the initial measurement date. At March 31, 2022 and December 31, 2021 the Company use the quoted market price for the Public Warrants as they were actively traded at that time. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at March 31, 2022 and December 31, 2021 due to the use of unobservable inputs. The Public Warrants were classified within Level 1 of the fair value hierarchy at December 31, 2021 due to the use of quoted prices in active markets for identical assets.

The key inputs into the Monte Carlo simulation model and the Black-Scholes model were as follows:

	March 31, 2022	December 31, 2021	September 2, 2021
Risk-free interest rate	2.46%	1.26%	0.77%
Expected life of grants (years)	5.46	6.2	7.0
Expected volatility of underlying stock	2.25%	8.75%	13-24.4%
Dividends	0	0	0
Probability of Business Combination	85%	90%	90%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-Q for the quarter ended March 31, 2022. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 8, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $2,706,772, consisting primarily of general and administrative expenses of $451,285 offset by change in fair value of derivative warrant liability of $3,148,775, and interest income of $9,282.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $145,283.

For the three months ended March 31, 2022, the net decrease in cash was $221,827. Cash used in operating activities was $221,827 and primarily the result of change in the fair value of derivative liabilities of $3,148,775 partially offset by net income of $2,706,772.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined, that the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operation for a period of at least one-year from the issuance date of these financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and considering the material weakness described above, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

PART II - OTHER INFORMATION

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 except as set forth below. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1+	Amended and Restated Bylaws
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2022.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE ACQUISITION CORPORATION

Date: May 16, 2022	By:	/s/ Kim Schaefer
	Name:	Kim Schaefer
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Alex Lombardo
	Name:	Alex Lombardo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)