Form 10-Q
period 2022-06-30
Alpine Acquisition Corp.
filed 2022-08-23
CIK 1853651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 22, 2022, 13,550,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALPINE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION	1
Item 1. Interim Financial Statements (Unaudited)	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 8, 2021 (Inception) to June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 8, 2021 (Inception) to June 30, 2022 (Unaudited)	3
Condensed Statement of Cash Flows for the six months ended June 30, 2022 and for the period from February 8, 2021 (Inception) to June 30, 2021 (Unaudited)	4
Condensed Notes to the Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	22
SIGNATURES	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ALPINE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$145,411	$367,110
Due from Sponsor	25,000	25,000
Prepaid expenses and other current assets	609,153	354,559
Total Current Assets	779,564	746,669
Investments held in Trust Account	109,303,241	109,141,622
Prepaid expenses-non-current	-	189,271
Total Assets	$110,082,805	$110,077,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$319,461	$174,579
Note payable - Sponsor at fair value (cost $800,000 and $0)	553,036	-
Total Current Liabilities	872,497	174,579
Deferred underwriting fee payable	3,745,000	3,745,000
Warrant liability	1,155,275	5,144,250
Total Liabilities	5,772,772	9,063,829

Commitments and contingencies (Note 6)

Common stock subject to possible redemption at redemption value (10,700,000 shares at $10.20)	109,140,000	109,140,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 2,850,000 shares issued and outstanding (excludes 10,700,000 shares subject to possible redemption)	286	286
Additional paid-in capital	-	-
Accumulated deficit	(4,830,253)	(8,126,553)
Total Stockholders’ Deficit	(4,829,967)	(8,126,267)
Total Liabilities and Stockholders’ Deficit	$110,082,805	$110,077,562

See accompanying notes to the unaudited condensed financial statements.

ALPINE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				period from
	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	February 8, 2021 (inception) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Administrative fee - related party	$30,000	$-	$60,000	$-
General and administrative expenses	619,972	525	1,041,257	3,300
Total expenses	(649,972)	(525)	(1,101,257)	(3,300)

Other income
Interest income - Investments held in Trust Account	152,337	-	161,619	-
Unrealized gain of fair value of Note payable - Sponsor	56,663	-	56,663	-
Change in fair value of derivative warrant liability	840,200	-	3,988,975	-
Total other income	1,049,200	-	4,207,257	-
Net income (loss)	$399,228	$(525)	$3,106,000	$(3,300)
Common stock subject to possible redemption - weighted average shares outstanding, basic and diluted	10,700,000	-	10,700,000	-
Common stock subject to possible redemption - Basic and diluted net income (loss) per share	$0.03	$(0.00)	$0.23	$(0.00)
Common stock not subject to possible redemption - weighted average shares outstanding, basic and diluted	2,850,000	2,500,000	2,850,000	2,500,000
Common stock not subject to possible redemption - Basic and diluted net income (loss) per share	$0.03	$(0.00)	$0.23	$(0.00)

See accompanying notes to the unaudited condensed financial statements.

ALPINE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Six Months End June 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	2,850,000	$286	$-	$(8,126,555)	$(8,126,269)
Net income	-	-	-	2,706,772	2,706,772
Balance, March 31, 2022	2,850,000	286	-	(5,419,782)	(5,419,496)
Sponsor Note Proceeds in excess of fair value	-	-	190,301	-	190,301
Remeasurement adjustment on Redeemable Class A ordinary shares			(190,301)	190,301	-
Net income	-	-	-	399,228	399,228
Balance, June 30, 2022	2,850,000	$286	$-	$(4,830,253)	$(4,829,967)

For the three months ended June 30, 2021 and for the period from February 8, 2021 (Inception) through June 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, February 8, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Common stock to Sponsor	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	(2,775)	(2,775)
Balance, March 31, 2021	2,875,000	288	24,712	(2,775)	22,225
Net loss	-	-	-	(525)	(525)
Balance, June 30, 2021	2,875,000	$288	$24,712	$(3,300)	$21,700

See accompanying notes to the unaudited condensed financial statements.

ALPINE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period February 8, 2021 (Inception) to June 30, 2021
Cash flows from operating activities:
Net income (loss)	$3,106,000	$(3,300)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liability	(3,988,975)	-
Unrealized gain of fair value of Note payable - Sponsor	(56,663)	-
Interest earned on Trust assets	(161,619)	-
Changes in operating assets and liabilities:
Due to Sponsor	-	2,775
Prepaid expenses	(65,322)	-
Accrued expenses	144,880	-
Net cash used in operating activities	(1,021,699)	(525)

Cash flows from financing activities:
Reimbursement of deferred offering costs and formation costs paid by Sponsor	-	(48,719)
Deferred offering costs paid	-	(33,654)
Proceeds from Note payable - Sponsor	800,000	150,000
Net cash provided by financing activities	800,000	67,627

Net change in cash	(221,699)	67,102
Cash at beginning of period	367,110	-
Cash at end of period	$145,411	$67,102

Non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for common stock	$-	$25,000
Deferred offering costs paid by Sponsor	$-	$46,294

See accompanying notes to the unaudited condensed financial statements.

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Alpine Acquisition Corporation (the “Company”, “we” or “us”) was incorporated in Delaware on February 8, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On May 18, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AAC Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Two Bit Circus, Inc., a Delaware corporation (“TBC”). Pursuant to the Merger Agreement, Merger Sub will merge with and into TBC, with TBC surviving the merger as a wholly-owned subsidiary of Company (the “Merger”). As a result of the Merger, and upon consummation of the Merger and the other transactions contemplated by the Merger Agreement including the Hotel Purchase (as defined below) (together with the Merger, the “Transactions”), TBC will become a wholly-owned subsidiary of the Company and the stockholders of TBC will become stockholders of the Company. TBC is a Los Angeles-based experiential entertainment company that is affiliated with certain members of Alpine’s management team.

Concurrently with the execution of the Merger Agreement as contemplated therein, the Company entered into a Purchase and Sale Agreement (the “Hotel Purchase Agreement” and collectively with the Merger Agreement the “Business Combination Agreements”) with Pool IV Finance LLC, Pool IV TRS LLC and PHF II Stamford LLC (“Hotel Sellers”) pursuant to which the Company will purchase (the “Hotel Purchase”) the Hilton Stamford Hotel & Executive Meeting Center and the Crowne Plaza Denver Airport Convention Center Hotel (collectively, the “Hotels”).

The Transactions are subject to adoption of the Business Combination Agreements and approval of the Transactions by the Company’s stockholders and the fulfilment of certain other conditions set forth in the Business Combination Agreements as described therein.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 8, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and thereafter searching for a Business Combination and in relation thereto entering into the Business Combination Agreements. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company has determined to provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares in connection with a stockholder meeting called to approve the Business Combination. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules). The Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination. The Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares it may hold in favor of approving a Business Combination, including the Transactions. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (cont.)

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined, that the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Additionally, while the Company intends to complete a business combination by the end of the Combination Period, there are no assurances that this will happen. If the Company is unable to complete a Business Combination by such date, it will be forced to dissolve and liquidate unless stockholders otherwise approve an amendment to the Company’s charter to extend such period. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.

Investments held in trust

Investments held in trust of $109,303,241 and $109,141,622 at June 30, 2022 and December 31, 2021, respectively, and consisted of a Goldman Sachs Money Market Fund. The investments held in trust are accounted for as trading securities with unrealized and realized gains losses recorded in the statement of operations.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the shares of common stock subject to possible redemption in the amount of $109,140,000 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision or benefit for income taxes was deemed to be de minimis for the six months ended June 30, 2022 and for the period from February 8, 2021 (inception) to June 30, 2021. The Company’s deferred tax assets were deemed to be de minimis as of June 30, 2022 and December 31, 2021.

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30, 2022		Ended June 30, 2022
	Common stock subject to possible redemption	Common stock not subject to possible redemption	Common stock subject to possible redemption	Common stock not subject to possible redemption
Basic and diluted net income per share
Numerator:	315,258	83,970	2,452,708	653,292
Allocation of net income
Denominator:
Basic and diluted weighted average shares outstanding	10,700,000	2,850,000	10,700,000	2,850,000
Basic and diluted net income per share	$0.03	$0.03	$0.23	$0.23

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

The Company has determined that the conversion option of the Note payable - Sponsor is a derivative instrument. The Company has elected to recognize the Note, including the conversion option, at fair value as permitted under ASC Topic 815. The Note is measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. The Company recognized proceeds in excess of fair value of Note of $190,301 as of date of issuance and an unrealized gain of $56,663 for the period from the date of issuance through June 30, 2022.

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

Each Private Placement Warrant is exercisable to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants will be added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain exceptions.

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

Promissory Note — Related Party

On March 1, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021 there were no amounts outstanding under the Promissory Note.

General and Administrative Services

The Company is obligated, commencing on the effective date of the Initial Public Offering, to pay its Sponsor a monthly fee of $10,000 for general and administrative services. As such, $60,000 of expense was incurred for the six months ended June 30, 2022 and $0 of expense was incurred for the period from February 8, 2021 (inception) through June 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $11.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On May 2, 2022 and June 21, 2022, the Sponsor loaned to the Company $400,000 and $400,000. As of June 30, 2022 and December 31, 2021, there was $553,036 and $0 outstanding under the Working Capital Loans.

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

Hotel Representation Agreement

The Company has a buyer representation agreement with Hodges Ward Elliott, LLC (“Broker”). Upon closing of a potential Business Combination and associated acquisition of the Hotels, Broker shall have earned and Company shall pay to Broker an associated fee based on the acquisition price of the Hotels. The fee depends on the amount of the acquisition price and is calculated between 1.5% and 2.0% for the price of the Hotels.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of Common stock are entitled to one vote for each share. In June 2021, the Sponsor contributed an aggregate of 1,437,500 founder shares to the Company’s capital for no consideration, resulting in the Sponsor holding an aggregate of 2,850,000 founder shares. As of June 30, 2022 and December 31, 2021, there were 2,850,000 shares of Common stock issued and outstanding, of which an aggregate of up to 200,000 shares of Common stock are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. In October 2021, the over-allotment option period closed without the underwriters further exercising the option. As such, the 200,000 Founder Shares were forfeited in October 2021.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in trust	1	$109,303,241	$109,140,492
Liabilities:
Note payable - Sponsor	3	$553,036	$-
Public Warrant liability	1	$588,500	$2,568,000
Private Warrant liability	3	$566,775	$2,576,250

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 9 — FAIR VALUE MEASUREMENTS (cont.)

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Company used a Monte Carlo simulation model to value the Public Warrants at September 2, 2021 and a Black-Scholes model to value the Private Placement Warrants at September 2, 2021 and December 31, 2021. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Common Stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Common Stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Common Stock subject to possible redemption (temporary equity), Common Stock (permanent equity) and Common Stock (permanent equity) based on their relative fair values at the initial measurement date. At June 30, 2022 and December 31, 2021 the Company use the quoted market price for the Public Warrants as they were actively traded at that time. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at June 30, 2022 and December 31, 2021 due to the use of unobservable inputs. The Public Warrants were classified within Level 1 of the fair value hierarchy at December 31, 2021 due to the use of quoted prices in active markets for identical assets.

The key inputs into the Monte Carlo simulation model and the Black-Scholes model were as follows:

	June 30, 2022	December 31, 2021	September 2, 2021
Risk-free interest rate	3.01%	1.26%	0.77%
Expected life of grants (years)	5.25	6.2	7.0
Expected volatility of underlying stock	3.00%	8.75%	13-24.4%
Dividends	0	0	0
Probability of Business Combination	19%	90%	90%

The fair value of the convertible notes is estimated using the Monte Carlo simulation method. Significant inputs included a risk-free rate of 3.01%, volatility of 3.00% and 70% probability of the business combination. If the business combination occurs, the private warrants are valued using the Black-Scholes Option Pricing Model.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-Q for the quarter ended June 30, 2022. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 15, 2022, the Sponsor loaned to the Company an aggregate of $100,000 for working capital purposes. The loan is evidenced by a promissory note (the “Note”) which is non-interest bearing and payable upon the consummation by the Company of a merger, share exchange, asset acquisition, or other similar business combination with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, the Sponsor will have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into warrants (the “Warrants”) of the Company, with each Warrant entitling the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. The Warrants issued as a result of conversion of the Note will be identical to the warrants included in the units issued by the Company in its initial public offering.

If the Company does not consummate a Business Combination the Note will not be repaid and all amounts owed under the Note will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with the initial public offering (the “Trust Account”).

If the Business Combination is consummated, the Company will issue a dividend of $0.665 per share to holders of shares of common stock sold in the Company’s initial public offering (the “IPO” and the shares issued in the IPO, the “public shares”) who do not seek redemption of their public shares in connection with the Business Combination for a pro rata portion of the funds held in the trust account established in connection with the IPO.

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

On May 18, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AAC Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of ours (“Merger Sub”), and Two Bit Circus, Inc., a Delaware corporation (“TBC”). Pursuant to the Merger Agreement, Merger Sub will merge with and into TBC, with TBC surviving the merger as a wholly-owned subsidiary of ours (the “Merger”). As a result of the Merger, and upon consummation of the Merger and the other transactions contemplated by the Merger Agreement including the Hotel Purchase (as defined below) (together with the Merger, the “Transactions”), TBC will become a wholly-owned subsidiary of ours and the stockholders of TBC will become stockholders of ours. TBC is a Los Angeles-based experiential entertainment company that is affiliated with certain members of our management team.

Concurrently with the execution of the Merger Agreement as contemplated therein, we entered into a Purchase and Sale Agreement (the “Hotel Purchase Agreement” and collectively with the Merger Agreement the “Business Combination Agreements”) with Pool IV Finance LLC, Pool IV TRS LLC and PHF II Stamford LLC (“Hotel Sellers”) pursuant to which the Company will purchase (the “Hotel Purchase”) the Hilton Stamford Hotel & Executive Meeting Center and the Crowne Plaza Denver Airport Convention Center Hotel (collectively, the “Hotels”).

The Transactions are subject to adoption of the Business Combination Agreements and approval of the Transactions by our stockholders and the fulfilment of certain other conditions set forth in the Business Combination Agreements as described therein.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 8, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and entering into the Business Combination Agreements. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $399,227, consisting primarily of general and administrative expenses of $619,973 offset by change in fair value of derivative warrant liability of $840,200 and interest income of $152,337.

For the six months ended June 30, 2022, we had net income of $3,106,000, consisting primarily of general and administrative expenses of $1,101,257 offset by change in fair value of derivative warrant liability of $3,988,975 and interest income of $161,619.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $145,411.

For the six months ended June 30, 2022, the net decrease in cash was $221,699. Cash used in operating activities was $1,021,699 and primarily the result of change in the fair value of warrant liabilities of $3,988,975 partially offset by net income of $3,296,301.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined, that the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Additionally, while the Company intends to complete a business combination by the end of the Combination Period, there are no assurances that this will happen. If the Company is unable to complete a Business Combination by such date, it will be forced to dissolve and liquidate unless stockholders otherwise approve an amendment to the Company’s charter to extend such period. As a result, there is substantial doubt that the Company can sustain operation for a period of at least one-year from the issuance date of these financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Remeasurement associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and considering the material weakness described above, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Agreement and Plan of Merger between Alpine Acquisition Corporation, AAC Merger Sub Inc. and Two Bit Circus, Inc.
2.2+	Purchase and Sale Agreement among Alpine Acquisition Corporation, Pool IV Finance LLC, Pool IV TRS LLC, and PHF II Stamford LLC
10.1+	Form of Lock-up Agreement
10.2+	Form of Support Agreement
10.3+	Form of Escrow Agreement
10.4+	Form of Shareholder and Registration Rights Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2022.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE ACQUISITION CORPORATION

Date: August 22, 2022	By:	/s/ Kim Schaefer
	Name:	Kim Schaefer
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 22, 2022	By:	/s/ Alex Lombardo
	Name:	Alex Lombardo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)