Form 10-Q
period 2022-09-30
Alpine Acquisition Corp.
filed 2022-11-21
CIK 1853651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 21, 2022, 13,550,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ALPINE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION	1
Item 1. Interim Financial Statements (Unaudited)	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from February 8, 2021 (Inception) to September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from February 8, 2021 (Inception) to September 30, 2022 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 8, 2021 (Inception) to September 30, 2021 (Unaudited)	4
Condensed Notes to the Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23

PART II - OTHER INFORMATION	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6. Exhibits	25
SIGNATURES	26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ALPINE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$48,414	$367,110
Due from Sponsor	25,000	25,000
Prepaid expenses and other current assets	718,263	354,559
Total Current Assets	791,677	746,669
Investments held in Trust Account	110,872,063	109,141,622
Prepaid expenses-non-current	-	189,271
Total Assets	$111,663,740	$110,077,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$607,941	$174,579
Notes payable – related party	1,070,000	-
Note payable – related party at fair value (cost $1,100,000 and $0)	937,193	-
Total Current Liabilities	2,615,134	174,579
Deferred underwriting fee payable	3,745,000	3,745,000
Warrant liability	1,470,350	5,144,250
Total Liabilities	7,830,484	9,063,829

Commitments and contingencies (Note 6)

Common stock subject to possible redemption at redemption value (10,700,000 shares at $10.31 and $10.20)	110,499,095	109,140,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 2,850,000 shares issued and outstanding (excludes 10,700,000 shares subject to possible redemption)	286	286
Additional paid-in capital	-	-
Accumulated deficit	(6,666,125)	(8,126,553)
Total Stockholders’ Deficit	(6,665,839)	(8,126,267)
Total Liabilities and Stockholders’ Deficit	$111,663,740	$110,077,562

See accompanying notes to the unaudited condensed financial statements.

ALPINE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				period from
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	February 8, 2021 (inception) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Administrative fee - related party	$30,000	$10,000	$90,000	$10,000
General and administrative expenses	469,519	204,126	1,510,776	207,426
Total expenses	(499,519)	(214,126)	(1,600,776)	(217,426)

Other income (expense)
Interest income - Investments held in Trust Account	498,822	492	660,441	492
Offering costs allocated to warrants		(2,188,378)		(2,188,378)
Change in fair value of Note payable – related party	(130,702)	-	(74,039)	-
Change in fair value of derivative warrant liability	(315,075)	(1,571,425)	3,673,900	(1,571,425)
Total other income (expense)	53,045	(3,759,311)	4,260,302	(3,759,311)
Pre-tax income (loss)	(446,474)	(3,973,437)	2,659,526	(3,976,737)
Income tax	(76,848)	-	(76,848)	-
Net income (loss)	$(523,322)	$(3,973,437)	$2,582,678	$(3,976,737)
Common stock subject to possible redemption - weighted average shares outstanding, basic and diluted	10,700,000	3,292,308	10,700,000	1,406,573
Common stock subject to possible redemption - Basic and diluted net income (loss) per share	$(0.04)	$(0.67)	$0.19	$(0.97)
Common stock not subject to possible redemption - weighted average shares outstanding, basic and diluted	2,850,000	2,675,000	2,850,000	2,675,000
Common stock not subject to possible redemption - Basic and diluted net income (loss) per share	$(0.04)	$(0.67)	$0.19	$(0.97)

See accompanying notes to the unaudited condensed financial statements.

ALPINE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Nine Months End September 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	2,850,000	$286	$-	$(8,126,553)	$(8,126,267)
Net income	-	-	-	2,706,772	2,706,772
Balance, March 31, 2022	2,850,000	286	-	(5,419,781)	(5,419,497)
Related party Note Proceeds in excess of fair value	-	-	190,301	-	190,301
Remeasurement adjustment on Redeemable Common stock shares			(190,301)	190,301	-
Net income	-	-	-	399,227	399,227
Balance, June 30, 2022	2,850,000	286	-	(4,830,253)	(4,829,967)
Related party Note Proceeds in excess of fair value			46,545		46,545
Remeasurement adjustment on Redeemable Common Stock			(46,545)	(1,312,550)	(1,359,095)
Net loss				(523,322)	(523,322)
Balance, September 30, 2022	2,850,000	$286	$-	$(6,666,125)	$(6,665,839)

For the three months ended September 30, 2021 and for the period from February 8, 2021 (Inception) through September 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, February 8, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Common stock to Sponsor	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	(2,775)	(2,775)
Balance, March 31, 2021	2,875,000	288	24,712	(2,775)	22,225
Net loss	-	-	-	(525)	(525)
Balance, June 30, 2021	2,875,000	288	24,712	(3,300)	21,700
Common stock Accretion to redemption value			(24,712)	(14,163,194)	(14,167,906)
Net loss				(3,973,437)	(3,973,437)
Balance, September 30, 2021	2,875,000	$288	$-	$(18,139,931)	$(18,139,643)

See accompanying notes to the unaudited condensed financial statements.

ALPINE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period February 8, 2021 (Inception) to September 30, 2021
Cash flows from operating activities:
Net income (loss)	$2,582,678	$(3,976,737)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering costs allocated to warrant liability		2,188,378
Change in fair value of derivative warrant liability	(3,673,900)	1,571,425
Change in fair value of Note payable – Related party	74,039	-
Interest earned on Trust assets	(660,441)	(492)
Changes in operating assets and liabilities:
Due to Sponsor	-	2,775
Prepaid expenses	(174,433)	(578,482)
Accrued expenses	433,361	80,141
Net cash used in operating activities	(1,418,696)	(715,767)

Cash flows from investing activities:
Cash deposited into Trust Account	(1,070,000)	(109,140,000)
Net cash used in investing activities	(1,070,000)	(109,140,000)

Cash flows from financing activities:
Sale of units in public offering, net	-	105,271,041
Sale of private placement warrants to Sponsor	-	5,152,500
Proceeds from issuance of common stock to Sponsor	-	25,000
Repayment of Note payable – Related party	-	(150,000)
Proceeds from Note payable – Related party	2,170,000	150,000
Net cash provided by financing activities	2,170,000	110,448,541

Net change in cash	(318,696)	592,774
Cash at beginning of period	367,110	-
Cash at end of period	$48,414	$592,774

Non-cash financing activities:
Deferred underwriters’ discounts and commissions	$-	$3,745,000
Remeasurement of common stock to redemption value	$1,122,249	$-
Common stock accretion to redemption value	$-	$14,187,906

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

Concurrently with the execution of the Merger Agreement as contemplated therein, the Company entered into a Purchase and Sale Agreement (the “Hotel Purchase Agreement” and collectively with the Merger Agreement, the “Business Combination Agreements”) with Pool IV Finance LLC, Pool IV TRS LLC and PHF II Stamford LLC (“Hotel Sellers”) pursuant to which the Company will purchase (the “Hotel Purchase”) the Hilton Stamford Hotel & Executive Meeting Center and the Crowne Plaza Denver Airport Convention Center Hotel (collectively, the “Hotels”).

On August 26, 2022, the Merger Agreement and Hotel Purchase Agreement were amended in order to extend the date by which the parties may terminate such agreements if the transactions contemplated thereby have not been consummated from September 30, 2022 to November 30, 2022.

On October 4, 2022, the Merger Agreement was amended in order to reduce the aggregate consideration payable to the equity holders of TBC upon closing of the Merger from $49,800,000 to $47,247,280.

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 8, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and thereafter searching for a Business Combination and in relation thereto entering into the Business Combination Agreements. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Transaction costs amounted to $7,106,709 consisting of $1,337,500 of underwriting fees, $3,745,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”)), $1,632,750 for the fair value of underwriter shares and $391,459 of Initial Public Offering costs. These costs were charged to additional paid-in capital upon completion of the Public Offering. As described in Note 6, the $3,745,000 deferred underwriting commission is contingent upon the consummation of a Business Combination by December 2, 2022 (or March 2, 2023 if the Company extends the period to consummate a Business Combination).

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

If the Company has not completed a Business Combination by December 2, 2022 (or March 2, 2023 if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”) by resolution of our board if requested by us, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (cont.)

The holders of the Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022.

Investments held in trust

Investments held in trust of $110,872,063 and $109,141,622 at September 30, 2022 and December 31, 2021, respectively, and consisted of a Goldman Sachs Money Market Fund. The investments held in trust are accounted for as trading securities with unrealized and realized gains losses recorded in the statement of operations.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the shares of common stock subject to possible redemption in the amount of $110,499,095 and $109,140,000 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Our effective tax rate was -17.2% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.9% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets and changes in the fair value of warrant derivative liability.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30, 2022		Ended September 30, 2022
	Common stock subject to possible redemption	Common stock not subject to possible redemption	Common stock subject to possible redemption	Common stock not subject to possible redemption
Basic and diluted net income per share
Numerator:	(413,250)	(110,072)	2,039,458	543,220
Allocation of net income (loss)
Denominator:
Basic and diluted weighted average shares outstanding	10,700,000	2,850,000	10,700,000	2,850,000
Basic and diluted net income (loss) per share	$(0.04)	$(0.04)	$0.19	$0.19

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

The Company has determined that the conversion option of the Note payable – Related party is a derivative instrument. The Company has elected to recognize the Note, including the conversion option, at fair value as permitted under ASC Topic 815. The Note is measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. The Company recognized proceeds in excess of fair value of Note of $236,846 as of date of issuance and an unrealized loss of $74,039 for the period from the date of issuance through September 30, 2022.

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

Promissory Note— Related Party

On March 1, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. The Promissory Note was repaid on consummation of the Initial Public Offering and cancelled. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.

General and Administrative Services

The Company is obligated, commencing on the effective date of the Initial Public Offering, to pay its Sponsor a monthly fee of $10,000 for general and administrative services. As such, $90,000 of expense was incurred for the nine months ended September 30, 2022 and $10,000 of expense was incurred for the period from February 8, 2021 (inception) through September 30, 2021.

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $11.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On May 2, 2022 and June 21, 2022, the Sponsor loaned to the Company $400,000 and $400,000. On July 15, 2022 and August 23, 2022, the Chairman of the Board loaned to the Company $100,000 and $200,000. As of September 30, 2022 and December 31, 2021, there was $1,100,000 (which had a carrying value of $937,193) and $0 outstanding under the Working Capital Loans.

On August 31, 2022, the Sponsor deposited an aggregate of $1,070,000 into the trust account established in connection with Alpine’s initial public offering (the “August 2022 Deposit”). The August 2022 Deposit was required to provide Alpine an additional three months to consummate an initial business combination pursuant to the Company’s Amended and Restated Certificate of Incorporation. The August 2022 Deposit was made in the form of a non-interest bearing loan.

The August 2022 Deposit was evidenced by a promissory note (the “Note”). If Alpine completes an initial business combination, Alpine will repay the amount evidenced by the Note. If Alpine does not complete a business combination, it will repay such amount only from funds held outside of the trust account.

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

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of Common stock with a par value of $0.0001 per share. Holders of Common stock are entitled to one vote for each share. In June 2021, the Sponsor contributed an aggregate of 1,437,500 founder shares to the Company’s capital for no consideration, resulting in the Sponsor holding an aggregate of 2,850,000 founder shares. As of September 30, 2022 and December 31, 2021, there were 2,850,000 shares of Common stock issued and outstanding, of which an aggregate of up to 200,000 shares of Common stock are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. In October 2021, the over-allotment option period closed without the underwriters further exercising the option. As such, the 200,000 Founder Shares were forfeited in October 2021.

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

NOTE 8— WARRANTS (cont.)

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

NOTE 9— FAIR VALUE MEASUREMENTS

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

ALPINE ACQUISITION CORPORATION
Notes to the UNAUDITED CONDENSED financial statements

NOTE 9 — FAIR VALUE MEASUREMENTS (cont.)

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in trust	1	$110,872,063	$109,140,492
Liabilities:
Note payable at fair value – Related party	3	$937,193	$-
Public Warrant liability	1	$749,000	$2,568,000
Private Warrant liability	3	$721,350	$2,576,250

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

The Company used a Monte Carlo simulation model to value the Public Warrants at September 2, 2021 and a Black-Scholes model to value the Private Placement Warrants at September 2, 2021 and December 31, 2021. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Common Stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Common Stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Common Stock subject to possible redemption (temporary equity), Common Stock (permanent equity) and Common Stock (permanent equity) based on their relative fair values at the initial measurement date. At September 30, 2022 and December 31, 2021 the Company use the quoted market price for the Public Warrants as they were actively traded at that time. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at September 30, 2022 and December 31, 2021 due to the use of unobservable inputs. The Public Warrants were classified within Level 1 of the fair value hierarchy at December 31, 2021 due to the use of quoted prices in active markets for identical assets.

The key inputs into the Monte Carlo simulation model and the Black-Scholes model were as follows:

	September 30, 2022	December 31, 2021	September 2, 2021
Risk-free interest rate	4.06%	1.26%	0.77%
Expected life (years)	5.13	6.2	7.0
Expected volatility of underlying stock	2.00%	8.75%	13-24.4%
Dividends	0	0	0
Probability of Business Combination	15%	90%	90%

The fair value of the convertible notes is estimated using the Monte Carlo simulation method. Significant inputs included a risk-free rate of 4.06%, volatility of 3.00% and 85% probability of the business combination. If the business combination occurs, the private warrants are valued using the Black-Scholes Option Pricing Model.

NOTE 10— SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-Q for the quarter ended September 30, 2022. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except as set forth below.

On October 4, 2022, the Merger Agreement was amended in order to reduce the aggregate consideration payable to the equity holders of TBC upon closing of the Merger from $49,800,000 to $47,247,280.

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

Concurrently with the execution of the Merger Agreement as contemplated therein, we entered into a Purchase and Sale Agreement (the “Hotel Purchase Agreement” and collectively with the Merger Agreement the “Business Combination Agreements”) with Pool IV Finance LLC, Pool IV TRS LLC and PHF II Stamford LLC (“Hotel Sellers”) pursuant to which the Company will purchase (the “Hotel Purchase”) the Hilton Stamford Hotel& Executive Meeting Center and the Crowne Plaza Denver Airport Convention Center Hotel (collectively, the “Hotels”).

On August 26, 2022, the Merger Agreement and Hotel Purchase Agreement were amended in order to extend the date by which the parties may terminate such agreements if the transactions contemplated thereby have not been consummated from September 30, 2022 to November 30, 2022.

On October 4, 2022, the Merger Agreement was amended in order to reduce the aggregate consideration payable to the equity holders of TBC upon closing of the Merger from $49,800,000 to $47,247,280.

The Transactions are subject to adoption of the Business Combination Agreements and approval of the Transactions by our stockholders and the fulfilment of certain other conditions set forth in the Business Combination Agreements as described therein.

If the Business Combination is consummated, the Company intends to issue a dividend of $0.665 per share to holders of shares of common stock sold in the Company’s initial public offering (the “IPO” and the shares issued in the IPO, the “public shares”) who do not seek redemption of their public shares in connection with the Business Combination for a pro rata portion of the funds held in the trust account established in connection with the IPO. Accordingly, the dividend would not be paid to the Alpine Insiders, the security holders of TBC and the Hotel Sellers as they would not be holders of public shares (except to the extent they purchased any public shares prior to the record date).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 8, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and entering into the Business Combination Agreements. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net loss of $523,322, consisting primarily of general and administrative expenses of $499,519, change in fair value of derivative warrant liability of $315,075 and change in the fair value of note payable – related party of $130,072 partially offset by and interest income of $498,822.

For the nine months ended September 30, 2022, we had net income of $2,582,678, consisting primarily of general and administrative expenses of $1,600,776 and change in the fair value of note payable – related party of $74,039 offset by change in fair value of derivative warrant liability of $3,673,900 and interest income of $660,441.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $48,144.

For the nine months ended September 30, 2022, the net decrease in cash was $318,696. Cash used in operating activities was $1,418,696 and primarily the result of change in the fair value of warrant liabilities of $3,673,900, change in the fair value of note payable – related party of $74,039, change in operating assets and liabilities of $258,928 and investment income on investments held in the trust of $660,441 partially offset by net income of $2,582,678. Cash provided by financing activities was $2,170,000 and related to the issuance of notes to related parties. Cash used in investing activities was $1,070,000 and relates to cash deposited into the Trust Account.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our internal control over financial reporting did not result in effective controls to properly evaluate the accounting and reporting under US GAAP for complex equity transactions. This lack of control led to improper accounting classification of certain common stock we issued in September 2021 as part of the Initial Public Offering which, due to its impact on our previously issued financial statements, we determined to be a material weakness. There was also improper accounting for convertible debt which we determined to be a material weakness.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and considering the material weakness described above, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception noted below.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We may be subject to excise taxes under the Inflation Reduction Act of 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Amendment No. 1 to Agreement and Plan of Merger between Alpine Acquisition Corporation, AAC Merger Sub Inc. and Two Bit Circus, Inc.
2.2+	Amendment No. 1 to Purchase and Sale Agreement among Alpine Acquisition Corporation, Pool IV Finance LLC, Pool IV TRS LLC, and PHF II Stamford LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2022.

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE ACQUISITION CORPORATION

Date: November 21, 2022	By:	/s/ Kim Schaefer
	Name:	Kim Schaefer
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Alex Lombardo
	Name:	Alex Lombardo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)